Form 10QSB
period 2001-09-30
PROFITCOM COM INC
filed 2003-01-14
CIK 1105754

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from -------------- to --------------


                        Commission file number 333-30592

                               PROFITCOM.COM, INC.
                         ------------------------------
                             (Name of small business
                             issuer in its charter)


      Delaware                         6770                    98-0219578
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


                                 Dejan Mirkovic
                          6812 Bryant Street, Burnaby,
                  British Columbia V5E 1S8 Canada 604-525-8137
          ------------------------------------------------------------
          (Address and telephone number of principal executive offices, principal place of business,
                 and name, address and telephone number of agent
                             for service of process)

     Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. NA

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 10, 2003 the Company there are 2,500,000 shares of common stock issued and outstanding. Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             PROFITCOM.COM, INC.
               SEPTEMBER 30, 2001 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                     Page Number

Special Note Regarding Forward Looking Information.....................   2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements...........................................   F-1
Item 2. Plan of Operations........... .................................   4
Item 3. Quantitative and Qualitative Disclosures About Market Risk.....   5

PART II - OTHER INFORMATION

Item 1. Legal Proceedings..............................................  5
Item 2. Changes in Securities and Use of Proceeds......................  5
Item 3. Defaults Upon Senior Securities................................  5
Item 4. Submission of Matters to a Vote of Security Holders............  5
Item 5. Other Information..............................................  5
Item 6. Exhibits and Reports on Form 8-K...............................  5


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I -- FINANCIAL INFORMATION

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

     The condensed financial statements for the periods ended September 30, 2001 included herein have been prepared by PROFITCOM.COM, INC., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of operations and cash flows for the nine month periods ended September 30, 2001 and 2000. The Company's results of operations during the nine months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal years ended December 31, 2000.

STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS............................................F-1
Balance Sheet as of September 30, 2001 and December 31, 2000.................F-2
Statement of Operations for the nine months ended September 30, 2001 and 2000F-2 Statement of Cash Flows for the nine months ended September 30, 2001 and 2000F-3 Statement of Stockholders'Equity for the nine months ended September 30, 2001F-4
Notes to Consolidated Financial Statements...................................F-5

                    REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of
  Profitcom.com, Inc. (a delopment stage company)

     I have reviewed the accompanying consolidated balance sheet of Profitcom.com, Inc. (a development stage company) as of September 30, 2001, and the related statements of operations and of cash flows for the nine month periods ended September 30, 2001 and for the period from inception December 3, 2000 to December 31, 2000. These financial statements are the responsibility of the Company's management.

     I have conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

     Based on my review, I are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     I previously audited in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, of changes in shareholders'equity and of cash flows for the year then ended (not presented herein), and in my report dated February 16, 2000, that was prepared assuming that Profitcom.com, Inc.(a development stage company) will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since the date of inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Profitcom.com, Inc.(a development stage company) to continue as a going concern. In my opinion, the accompanying balance sheet information as of December 31, 2000, is fairly stated, in all material respects in relation to the balance sheet from which it has been derived.


Thomas Monahan Certified Public Accountant
Paterson, New Jersey
November 3, 2001

                               PROFITCOM.COM, INC.
                          (A development stage company)
                                  BALANCE SHEET



                                                     December 31,  September 30,
                                                         2000          2001
                                                                    Unaudited
                                                     -----------    ----------

ASSETS

Current assets

 Cash                                                  $   2,997      $  447
                                                          ------       -----
 Total current assets                                      2,997         447


    Total                                             $    2,997      $  447
                                                      ==========       =====



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accrued liabilities                                   $     500      $  500
                                                      ---------        ----
Total current liabilities                             $     500         500



STOCKHOLDERS' EQUITY

 Preferred stock, $.001 par value;
  5,000,000 shares authorized;
  -0- shares issued and outstanding

 Common stock, $.001 par value;
 50,000,000 shares authorized;
 As of December 31, 2000 and September 30,
 2001 there were 2,500,000 and 2,500,000
 shares issued and outstanding respectively           $   2,500     $ 2,500

 Additional paid-in capital                              22,500      22,500

 Deficit accumulated during the
 development stage                                      (22,503)   ( 25,053)
                                                      ---------     -------
    Total stockholders equity                         $   2,497     $   (53)
                                                      ---------     -------
    TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                           $   2,997    $    447
                                                      =========      ======


                     See notes to financial statements.


                               PROFITCOM.COM, INC.
                          (A development stage company)
                             STATEMENT OF OPERATIONS



                                                    For the    For the period
                                For the period    nine months   from inception
                               from inception,      ended      December 3, 1999
                               December 3, 1999,  September 30, to September 30,
                                to December 31,      2001            2001
                                       2000         Unaudited     Unaudited
                                ---------------   ------------  --------------



Income                                  $-0-         $   -0-         $   -0-

Costs of goods sold                      -0-             -0-             -0-
                                      ------           ------          ------


Operations:

General and administrative             22,503           2,550          25,053

Amortization                              -0-            -0-            -0-
                                       ------         -------          ------

Total costs                            22,503           2,550          25,053



Net profit (loss)                    $(22,503)       $( 2,550)       $(25,053)
                                      =======         =======         =======


PER SHARE AMOUNTS:

Net loss per share -
   basic and diluted                   $(0.01)        $(0.00)
                                        ======        ======

Weighted-average number of
shares outstanding -
   basic and diluted                    6,849        2,500,000
                                     =========      ==========




                     See notes to financial statements.


                               PROFITCOM.COM, INC.
                          (A development stage company)
                             STATEMENT OF CASH FLOWS


                                                      For the      For the period
                                  For the period     nine months   from inception
                                  from inception,      ended       December 3, 1999
                                 December 3, 1999,  September 30,  to September 30,
                                   to December 31,      2001             2001
                                       2000         Unaudited        Unaudited
                                  ---------------  ------------    --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                             $ (22,503)     $  ( 2,550)   $  (25,053)
 Item not affecting cash
  flow from operations:
   Amortization                            -0-

   Accrued expenses                         500                           500
                                      ---------         -------        -------
    NET CASH USED IN OPERATING
       ACTIVITIES                       (21,003)        ( 2,550)     ( 24,553)

CASH USED IN INVESTING ACTIVITIES          -0-              -0-           -0-

CASH FLOWS FROM FINANCING ACTIVITY:
 Sales of common stock                   25,000                        25,000
                                      ---------                       -------
TOTAL CASH FLOWS FROM
  FINANCING ACTIVITIES                   25,000                        25,000

Increase (decrease) in cash               2,997         (2,550)           447
Cash balance beginning of period           -0-           2,997            -0-
                                      ---------         ------         ------
CASH, end of period                    $  2,997         $  447        $   447

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                $     -         $  -           $    -
Cash paid for income taxes            $     -         $  -           $    -


                     See notes to financial statements.

                                       F-4





                               PROFITCOM.COM, INC.
                          (A development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                       Deficit
                                                                     accumulated
                                                         Additional   during
                Preferred  Preferred  Common   Common    paid in     development
                  stock      stock     stock    stock    capital        stage      Total
                (shares)      ($)     (shares)  ($)      ($)            ($)         ($)
------------------------------------------------------------------------------------------



Sale of 2,500,000
shares of
common stock
December 31, 2000    0     $  0        2,500,000  $ 2,500    $ 22,500             $ 25,000

Net profit (loss)                                                      $ (22,503)  (22,503)
- ------------------------------------------------------------------------------------------
Balance

December 31, 2000    0     $  0        2,500,000  $ 2,500   $ 22,500   $ (22,503) $  2,497

Unaudited

Net loss                                                                 ( 2,550)  (2,550)
--------------------------------------------------------------------------------------------
Balances
September 30, 2001    0   $    0       2,500,000 $  2,500   $ 22,500    $(25,053)  $ ( 53)





                     See notes to financial statements.

                               PROFITCOM.COM, INC.
                   ------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

     In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2001, the results of its operations and cash flows for the nine months ended September 30, 2001 and for the period from inception December 3, 2000 to December 31, 2000.

     Interim results are not necessarily indicative of results for the full fiscal year.

     The Company is a "blank check" company which plans to search for a suitable business to merge with or acquire. Operations since incorporation have consisted primarily of obtaining capital contributions by the initial investor and activities regarding the registration of the offering with the Securities and Exchange Commission.


NOTE 2 - LOSS PER SHARE

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the nine months ending September 30, 2001, there were no dilutive securities outstanding.

NOTE 3 - RULE 419 REQUIREMENTS

     Rule 419 requires that offering proceeds be deposited into an escrow or trust account (the "Deposited Funds" and "Deposited Securities", respectively) governed by an agreement which contains certain terms and provisions specified by that rule. The Company may receive 10% of the escrowed funds for working capital. The remaining Deposited Funds and the Deposited Securities will be released to the Company and to the investors, respectively, only after the Company has met the following three basic conditions. First, the Company must execute an agreement for an acquisition meeting certain prescribed criteria.Second, the Company must file a post-effective amendment to its registration statement which includes the terms of a reconfirmation offer that must contain conditions prescribed by Rule 419. The post-effective amendment must also contain information regarding the acquisition candidate and its business, including audited financial statements. The agreement must include, as a condition precedent to its consummation, a requirement that the number of investors who contributed at least 80% of the offering proceeds must elect to reconfirm their investments. Third, the Company must conduct the reconfirmation offer and satisfy all of the prescribed conditions. The post-effective amendment must also include the terms of the reconfirmation offer mandated by Rule 419.
After the Company submits a signed representation to the escrow agent that the requirements of Rule 419 have been met and after the acquisition is consummated, the escrow agent can release the Deposited Funds and Deposited Securities. Investors who do not reconfirm their investments will receive the return of a pro rata portion thereof; and in the event investors representing less than 80% of the Deposited Funds reconfirm their investments, the Deposited Funds will be returned to all the investors on a pro rata basis.

NOTE 4 -  Loss Per Share


     Basic and diluted loss per share is computed by dividing consolidated net loss by the weighted average number of shares of common stock outstanding during the year. Common stock equivalents are not included in the diluted loss per share for period from inception, to September 30, 2001 as they are antidilutive.

NOTE 5 - PUBLIC OFFERING

     The Company is offering, on a "best efforts all-or-none basis" will consist of 1,000,000 units at $.05 per unit or an aggregate offering price of $50,000. Each unit will consist of one share of common stock and five redeemable common stock purchasewarrants. Each warrant is exercisable into one share of common stock for aperiod of two years from the effective date of a registration statement relatingto the underlying shares of common stock, the "A" Warrant at $.05, the "B"Warrant at $.10, the "C" Warrant at $.50, the "D" Warrant at $1.00 and the "E" Warrant at $2.00. The warrants are redeemable at any time, upon thirty day's written notice, in the event the average closing price of the common stock is at least $.50 greater than the exercise price of any given warrant for a period of twenty consecutive trading days ending within ten days prior to the notice of redemption.

NOTE 6  INCOME TAXES


     The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provision shown on the accompanying statement of operations is zero since the deferred tax asset generated from the net operating loss is offset in its entirety by a valuation allowance. State minimum taxes will be expensed as incurred.

NOTE 7 OFFERING COSTS

     Offering   costs,   incurred  in  anticipation  of  the  Company  filing  a
registration statement pursuant to Rule 419 under the Securities Act of 1933, as amended, are being charged to expense as incurred.

     Item 2. PLAN OF OPERATION

     Profitcom.com does not currently engage in any business activities which provide any cash flow. The costs of identifying, investigating, and analyzing business combinations are being paid with money in Profitcom.com's treasury, and not with proceeds received from Profitcom.com's initial public offering.

     Profitcom.com may seek a business combination in the form of firms which have recently commenced operations, are developing companies in need of additional funds for expansion into new products or markets, are seeking to develop a new product or service, or are established businesses which may be experiencing financial or operating difficulties and are in need of additional capital. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and compliance with various Federal and State securities laws.

     Profitcom.com will not acquire a target business unless the fair value of the target business represents 80% of the maximum offering proceeds. To determine the fair market value of a target business, Profitcom.com's management will examine the certified financial statements (including balance sheets and statements of cash flow and stockholders' equity) of any candidate and will participate in a personal inspection of any potential target business.

     In the event the proceeds of this offering are not sufficient to enable us successfully to fund a business combination, we may seek additional financing. At this time, we believe that the proceeds of this offering and the possibility for additional funding through warrant exercise will be sufficient and therefore do not expect to issue any additional securities before we consummate a business combination. However, we may issue additional securities, incur debt or procure other types of financing if needed. We have not entered into any agreements, plans or proposals for such financing and at present have no plans to do so. We will not use the escrowed funds as collateral or security for any loan. Further, the escrowed funds will not be used to pay back any loan incurred by us. If we require additional financing, there is no guarantee that financing will be available to us or, if available, that such financing will be on acceptable terms.

     Item 3.  CONTROLS AND PROCEDURES

     On December 1, 2002, our Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

     PART II OTHER INFORMATION

     Item 1. Legal Proceedings.

     No legal proceedings were brought, are pending or are threatened during the quarter.


     Item 2. Changes in Securities

     None.

     Item 3. Defaults upon Senior Securities

     None.

     Item 4. Submission of Matters to a Vote of Security-Holders

     None.

     Item 5. Other information

     None.

     Item 6. Exhibits and Reports on Form 8-K

     No 8-K has been filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.




/s/Dejan Mirkovic
--------------------------                      Dated: January 10, 2003
Dejan Mirkovic
President, Chief Financial Officer,
Director

/s/Mark Greenberg
--------------------------                      Dated: January 10, 2003
Mark Greenberg
Secretary, Director