Form 10KSB
period 2001-12-31
PROFITCOM COM INC
filed 2003-01-14
CIK 1105754

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2001

Commission File Number 333-30592

                               PROFITCOM.COM, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

      Delaware                                       98-0219578
------------------------                      -------------------------
(State of Incorporation)                    (IRS Identification Number)

                               6812 Bryant Street
                        Burnaby, British Columbia, Canada
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (604) 525-8137
                ------------------------------------------------
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. Yes No X

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State issuer's revenues for its most recent fiscal year. 0

     The aggregate market value of the voting stock held by non-affiliates of the registrant is $10.

     As of December 31. 2001 there were 2,500,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

                               PROFITCOM.COM, INC.
                                     10-KSB
                                December 31, 2001
                                     PART I

     Item 1. DESCRIPTION OF BUSINESS

     PROFITCOM.COM, INC. was organized under the laws of the State of Delaware on December 3, 1999. Profitcom.com was formed as a vehicle to pursue a Business Combination. Since inception, the primary activity of Profitcom.com has been directed to organizational efforts, obtaining initial financing, and efforts intended to identify possible Business Combinations.

     Profitcom.com's initial public offering is comprised of 1,000,000 units, each composed of one share of common stock and three common stock purchase warrants, at purchase price of $.05 per share.

     Profitcom.com was organized for the purposes of creating a corporate vehicle to seek, investigate and, if such investigation warrants, engaging in business combinations presented to it by persons or firms who or which desire to employ Profitcom.com's funds in their business or to seek the perceived advantages of publicly-held corporation. Profitcom.com's principal business objective is to seek long-term growth potential in a business combination venture rather than to seek immediate, short-term earnings. Profitcom.com has not restricted its search to any specific business, industry or geographical location.

     Profitcom.com has 18 months from its date of effectiveness to consummate a business combination, including the filing of a post-effective amendment and shareholder reconfirmation offering. If a consummated business combination has not occurred by the date 18 months after the effective date of the initial registration statement, the funds held in escrow shall be returned by first class mail to the purchasers within five (5) business days following that date.

     Profitcom.com does not currently engage in any business activities which provide any cash flow. The costs of identifying, investigating, and analyzing merger candidates are being paid with money in Profitcom.com's treasury. Persons who purchase shares in Profitcom.com's initial public offering and other shareholders have not had much opportunity to participate in any of these decisions. Profitcom.com's proposed business is sometimes referred to as a "blank check" company because investors entrust their investment monies to Profitcom.com's management before they have a chance to analyze any ultimate use to which their money may be put. Substantially all of Profitcom.com's initial public offering are intended to be utilized generally to effect a business combination. Rule 419 states that prospective investors who invest in Profitcom.com will have an opportunity to evaluate the specific merits or risks of only the business combination management decides to enter into.

     Although Profitcom.com is subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management believes Profitcom.com is not subject to regulation under the Investment Company Act of 1940. The regulatory scope of the Investment Company Act of 1940, as amended, was enacted principally for the purpose of regulatory vehicles for pooled investments in securities, extends generally to companies primarily in the business of investing, reinvesting, owning, holding or trading securities. The Investment Company Act may, however, also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definition of the scope of certain provisions of the Investment Company Act. Profitcom.com believes that its principle activities will not subject it to regulation under the Investment Company Act. Nevertheless, there can be no assurances that Profitcom.com will not be deemed to be an Investment Company. In the event Profitcom.com is deemed to be an Investment Company, Profitcom.com may be subject to certain restrictions relating to Profitcom.com's activities, including restrictions on the nature of its investments and the issuance of securities. Profitcom.com has obtained no formal determination from the Securities and Exchange Commission as to the status of Profitcom.com under the Investment Company Act of 1940.


     Profitcom.com presently has no employees.


     Item 2. PROPERTIES

     Profitcom.com is presently using the offices of its president of without charge.

     Profitcom.com currently owns no equipment, and does not intend to own any prior to engaging in a business combination.

     Item 3. LEGAL PROCEEDINGS

     Profitcom.com is not presently a party to any litigation, nor, to the knowledge of management, is any litigation threatened against Profitcom.com which may materially affect Profitcom.com.

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no shareholders meetings in the fourth quarter of this fiscal year.


     Item 5.  MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND
              RELATED  STOCKHOLDER MATTERS

     There is no established public trading market for Profitcom.com's common shares. As of September 13, 2000, there were 2,500,000 shares of common stock outstanding. The par value per share is $.0001. Profitcom.com has not paid any dividends on its common stock in the past, nor does it foresee paying dividends in the near future. Pursuant to its initial public offering, Digital Capital.Com is offering 1,000,000 units, each unit consisting of one share and three common stock purchase warrants at $.05 per unit. 2

     Item 6. PLAN OF OPERATION

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

     In the event the proceeds of this offering are not sufficient to enable us successfully to fund a business combination, we may seek additional financing. At this time, we believe that the proceeds of this offering and the possibility for additional funding through warrant exercise will be sufficient and therefore do not expect to issue any additional securities before we consummate a business combination. However, we may issue additional securities, incur debt or procure other types of financing if needed. We have not entered into any agreements, plans or proposals for such financing and at present have no plans to do so. We will not use the escrowed funds as collateral or security for any loan. Further, the escrowed funds will not be used to pay back any loan incurred by us. If we require additional financing, there is no guarantee that financing will be available to us or, if available, that such financing will be on acceptable terms acceptable.

     Item 7. CONTROLS AND PROCEDURES

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

                             PROFITCOM.COM CORP.

                        (A development stage company)

INDEX TO FINANCIAL STATEMENTS

                                                                      Page

REPORT OF INDEPENDENT AUDITORS                                        F-2

FINANCIAL STATEMENTS

        Balance Sheets                                                F-3

        Statements of Operations                                      F-4

        Statement of Changes
        in Stockholder's Equity                                       F-5

        Statements of Cash Flows                                      F-6

        NOTES TO FINANCIAL STATEMENTS                     F-7 Through F-10

REPORT OF INDEPENDENT AUDITOR

To The Board of Directors and Shareholders of Profitcom.com, Inc. (a development stage company)

     I have audited the accompanying balance sheet of Profitcom.com, Inc. (a development stage company) as December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2000 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Profitcom.com, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2000 and 2001 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that Profitcom.com, Inc. (a development stage company) will continue as a going concern. As more fully described in Note 2, the Company is a blank check company that is dependent upon the success of management to successfully complete a self underwriting and locate and acquire a business and may require additional capital to enter into any business combination. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Profitcom.com, Inc. (a development stage company) to continue as a going concern.

                                /s/Thomas Monahan
                                ----------------------------
                                 THOMAS MONAHAN

                                Certified Public Accountant

Paterson, New Jersey
June 25, 2002

                               PROFITCOM.COM, INC.
                          (A development stage company)
                                  BALANCE SHEET



                                                       December 31,
                                                          2001

                                                     -----------

ASSETS

Current assets

 Cash                                                  $     425
                                                          ------
 Total current assets                                        425


    Total                                             $      425
                                                          ======



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accrued liabilities                                   $     500
                                                      ---------
Total current liabilities                             $     500



STOCKHOLDERS' EQUITY

 Preferred stock, $.001 par value;
  5,000,000 shares authorized;
  -0- shares issued and outstanding

 Common stock, $.001 par value;
 50,000,000 shares authorized;
 As of December 31,
 2001 there were 2,500,000
 shares issued and outstanding                        $   2,500

 Additional paid-in capital                              22,500

 Deficit accumulated during the
 development stage                                      (25,075)
                                                      ---------
    Total stockholders equity                         $     (75)
                                                      ---------
    TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                           $     425
                                                      =========


                     See notes to financial statements.

                               PROFITCOM.COM, INC.
                          (A development stage company)
                             STATEMENT OF OPERATIONS

                                                                                      For the period
                                                          For the      For the        from inception
                                                         Year ended   year ended     December 3, 2000
                                                         December 31,  December 31,   to December 31,
                                                            2001         2000              2001
                                                        -----------   -----------     ---------------

Income                                                        $-0-       $  -0-          $   -0-

Costs of goods sold                                            -0-          -0-              -0-
                                                            -------      ---------         ------


Operations:

General and administrative                                    2,572        22,503         25,075

Amortization                                                   -0-            -0-            -0-
                                                             ------         -------          ------

Total costs                                                   2,572        22,503          25,075



Net profit (loss)                                          $( 2,572)       $(   11)       $(25,075)
                                                            =======         =======         =======


PER SHARE AMOUNTS:

Net loss per share -
   basic and diluted                                          $(0.00)       $(0.00)
                                                              ======         ======

Weighted-average number of
shares outstanding -
   basic and diluted                                        2,500,000     2,500,000
                                                           =========      ==========

                     See notes to financial statements.



                               PROFITCOM.COM, INC.
                          (A development stage company)

                             STATEMENT OF CASH FLOWS


                                                                                     For the period
                                                          For the      For the         from inception
                                                         Year ended   year ended     December 3, 2000
                                                         December 31,  December 31,   to December 31,
                                                            2001        2000             2001
                                                         -----------   -----------   ---------------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                  $ ( 2,572)     $  ( 22,503)   $  (25,075)
 Item not affecting cash
  flow from operations:
   Amortization                                                                               -0-

   Accrued expenses                                                              500           500
                                                           ---------         -------        -------
    NET CASH USED IN OPERATING
       ACTIVITIES                                            ( 2,572)        (21,003)     ( 24,575)

Total CASH USED IN INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES                           -0-             25,000       25,000
                                                              -------          ------      -------
TOTAL CASH FLOWS FROM
  FINANCING ACTIVITIES                                         -0-             25,000       25,000

Increase (decrease) in cash                                   (2,572)           2,997            425
Cash balance beginning of period                               2,997              -0-           -0-
                                                            ---------         ------         ------
Cash balance end of period                                  $    425          $ 2,997        $   425

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                      $     -         $  -           $    -
Cash paid for income taxes                                  $     -         $  -           $    -


                     See notes to financial statements.


                              PROFITCOM.COM, INC.
                       (A development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                           Deficit
                                                                         accumulated
                                                         Additional        during
                Preferred  Preferred  Common   Common    paid in          development
                  stock      stock     stock    stock    capital            stage       Total
                (shares)      ($)     (shares)  ($)      ($)                 ($)         ($)
--------------------------------------------------------------------------------------------------




Sale of 2,500,000
shares of
common stock
December 31, 2000    0     $  0        2,500,000  $ 2,500    $ 22,500                    $ 25,000

Net profit (loss)                                                             $ (22,503)  (22,503)
- ------------------------------------------------------------------------------------------------
Balance
December 31, 2000    0     $  0        2,500,000  $ 2,500    $ 22,500 $         (22,503) $  2,497

Net loss                                                                        ( 2,572)   (2,572)
--------------------------------------------------------------------------------------------------
Balance
December 31, 2001    0     $  0        2,500,000  $ 2,500    $ 22,500           (25,075)      (75)



                     See notes to financial statements.

                               PROFITCOM.COM, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE PERIOD FROM DECEMBER 3, 1999
                                  (INCEPTION)
                           THROUGH December 31, 2001


NOTE 1 - ORGANIZATION AND DESCRIPTION OF THE COMPANY

     Profitcom.com, Inc. (the "Company"), was organized in Delaware on December 3, 1999 and is authorized to issue 45,000,000 shares of common stock, $0.001 par value each and 5,000,000 shares of preferred stock, $0.001 par value each.

     The Company is a "blank check" company which plans to search for a suitable business to merge with or acquire. Operations since incorporation have consisted primarily of obtaining capital contributions by the initial investor and activities regarding the registration of the offering with the Securities and Exchange Commission.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a blank check company that is dependent upon the success of management to successfully complete a self underwriting and locate a potential business to acquire and may require additional capital to enter into any business combination. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is dependent upon its ability to have positive cash flows from operations to sustain any business activity. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in completing its self underwritten offering, finding a business to acquire, completing the process of acquiring a business and obtaining the needed investment capital and working capital to engage in profitable operations. The Company plans to engage in such financing efforts on a continuing basis.

     The financial statements presented consist of the balance sheet of the Company as at December 31, 2001 and the related statements of operations and cash flows and stockholders' equity for the year ended December 31, 2000 and 2001 and for period from inception, December 3, 1999, to December 31, 2000.



Offering Costs

     Offering   costs,   incurred  in  anticipation  of  the  Company  filing  a
registration statement pursuant to Rule 419 under the Securities Act of 1933, as amended, are being charged to expense as incurred.

Organization Costs, Net

   Organization costs are being charged to operations.

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

Cash and Cash Equivalents

     Cash and cash equivalents, if any, include all highly liquid debt instruments with an original maturity of three months or less at the date of purchase.

Fair Value of Financial Instruments

     Cash, accounts payable and other current liabilities are recorded in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant Concentration of Credit Risk

     At December 31, 2000 and 2001, the Company has a concentration of its credit risk by maintaining deposits in one bank. The maximum loss that could have resulted from this risk totaled $-0- which represents the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by the insurance.


NOTE 3 - STOCKHOLDERS' EQUITY

Common Stock

     For the period from inception, December 3, 1999, to December 31, 2000, the Company sold an aggregate of 2,500,000 shares of common stock to its president for an aggregate consideration of $25,000 or $0.01 per share.

Preferred Stock

     Up to 5,000,000 shares of preferred stock may be issued from time to time in one or more series. The Company's board of directors, without further stockholder approval, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any such series. Issuances of additional shares of preferred stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could, among other things adversely affect the voting power of the holders of other securities and may, under certain circumstances, have the effect of deterring hostile takeovers or delaying changes in control or management.

     The number of shares of preferred stock outstanding at December 31, 2000 and 2001 is -0- and -0- respectively.

NOTE 4 - RULE 419 REQUIREMENTS

     Rule 419 requires that offering proceeds be deposited into an escrow or trust account (the "Deposited Funds" and "Deposited Securities", respectively) governed by an agreement which contains certain terms and provisions specified by that rule. The Company may receive 10% of the escrowed funds for working capital. The remaining Deposited Funds and the Deposited Securities will be released to the Company and to the investors, respectively, only after the Company has met the following three basic conditions. First, the Company must execute an agreement for an acquisition meeting certain prescribed criteria. Second, the Company must file a post-effective amendment to its registration statement which includes the terms of a reconfirmation offer that must contain conditions prescribed by Rule 419. The post-effective amendment must also contain information regarding the acquisition candidate and its business, including audited financial statements. The agreement must include, as a condition precedent to its consummation, a requirement that the number of investors who contributed at least 80% of the offering proceeds must elect to reconfirm their investments. Third, the Company must conduct the reconfirmation offer and satisfy all of the prescribed conditions. The post-effective amendment must also include the terms of the reconfirmation offer mandated by Rule 419.
After the Company submits a signed representation to the escrow agent that the requirements of Rule 419 have been met and after the acquisition is consummated, the escrow agent can release the Deposited Funds and Deposited Securities. Investors who do not reconfirm their investments will receive the return of a pro rata portion thereof; and in the event investors representing less than 80% of the Deposited Funds reconfirm their investments, the Deposited Funds will be returned to all the investors on a pro rata basis.

NOTE 5 -  Loss Per Share


     Basic and diluted loss per share is computed by dividing consolidated net loss by the weighted average number of shares of common stock outstanding during the year. Common stock equivalents are not included in the diluted loss per share for period from inception, to December 31, 2001 as they are antidilutive.

NOTE 6 - RELATED PARTY TRANSACTIONS

Office Facilities

     Rental of office space and use of office, computer and telecommunications equipment are provided by the President of the Company on a rent free basis.

NOTE 7 - PUBLIC OFFERING

     The Company is offering, on a "best efforts all-or-none basis" will consist of 1,000,000 units at $.05 per unit or an aggregate offering price of $50,000. Each unit will consist of one share of common stock and three redeemable common stock purchasewarrants. Each warrant is exercisable into one share of common stock for a period of two years from the effective date of a registration statement relatingto the underlying shares of common stock, the "A" Warrant at $.50, the "B"Warrant at $1.00, the "C" Warrant at $2.00.

     As of December 31, 2001, the Company has not sold any units.

     ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

     Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The officers and directors of Profitcom.com, and further information concerning them are as follows:

Name                               Age                   Position
------------------                 ---                  --------------------
Dejan Mirkovic *                    30                    President, Treasurer
6812 Bryant Street                                          and a Director
Burnaby,
British Columbia V5E 1S8
Canada

Mark Greenberg                      35                    Secretary and a
715 Crystal Court                                             Director
North Vancouver,
British Columbia V7R 2B6
Canada

(1) May be deemed our "Promoter" as that term is defined under the Securities
    Act.

     Dejan Mirkovic is co-founder and Vice-President of CityFone Telecommunications Inc., a digital PCS service provider. From April to September, 1998, he was a Product Development Consultant to and a director of 1-2-1 Communications Inc., a company providing a personal fax number. From 1995 to 1997, Mr. Mirkovic served as Director of Sales for TeleLink Communications Corp. a manufacturer of digital switches. He served as a Sales Representative for Canadian TeleLink Paging Services Ltd., a nationally licensed paging carrier, from 1993 to 1995. Mr. Mirkovic attended Simon Fraser University and Douglas College.

     Mark Greenberg has, since 1993, been Vice-President of Greenberg Financial Ltd., a personal financial planning firm. In that capacity, he is responsible for day-to-day operations. He holds a level 2 Life Insurance license and a Mutual Funds license. Mr. Greenberg received his B.A. degree in Economics 1993 from Simon Fraser University. Mr. Greenberg does not have an employment contract with our company. We pay him no remuneration. We have awarded him no stock. While Mr. Greenberg presently owns no stock in our company, he intends to purchase stock in this offering. Mr. Greenberg has decided to serve as our secretary and one of our directors both to provide us with his expertise and to gain experience with blank check companies.


     Item 10. EXECUTIVE COMPENSATION

     No officer or director of Profitcom.com has received any cash remuneration since Profitcom.com's inception, and none received or accrued any remuneration from Profitcom.com at the completion of the initial public offering. No remuneration of any nature has been paid for or on account of services rendered by a director in such None of the officers and directors intends to devote more than twenty hours per month to Profitcom.com's affairs.

     Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table on the following page sets forth certain information regarding the beneficial ownership of our common stock as of the date of the prospectus, and as adjusted to reflect the sale of the units in the offering, by (i) each person who is known by us to own beneficially more than 5% of our outstanding
Common Stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

  Name/Address                    Shares of         Percent of     Percent of
  Beneficial                      Common Stock      Class Owned    Class Owned
  Owner                           Beneficially      Before         After
  Offering                        Owned             Offering       Offering

Dejan Mirkovic                  2,500,000            100.0%          71.4%
6812 Bryant Street
Burnaby,
British Columbia
V5E 1S8 Canada

Mark Greenberg                          0              0.0%           0.0%
715 Crystal Court
North Vancouver,
British Columbia
V7R 2B6 Canada

Total Officers                  2,500,000            100.0%          71.4%
and Directors
(2 Persons)

     All sales were made in reliance on Section 4(2) of the Securities Act. These sales were made without general solicitation or advertising. The purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment and represented to the Registrant that the shares were being acquired for investment.

     Dejan Mirkovic has sole voting and sole investment power over the shares of common stock he beneficially owns.

     Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are no relationships or transactions required to be disclosed under this Item.

     Item 13. EXHIBITS AND REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PROFITCOM.COM CORP.

                                             By   /s/ Dejan Mirkovic
                                                  ------------------

                                                 Dejan Mirkovic, President

Date January 10, 2003

        In accordance with the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Dejan Mirkovic
    --------------------

   Dejan Mirkovic, President,
    Treasurer, Director

Date January 10, 2003
                                                             *  *  *
By   /s/ Mark Greenberg
    ---------------
    Mark Greenberg, Secretary, Director

Date January 10, 2003