Form 10QSB
period 2002-03-31
PROFITCOM COM INC
filed 2003-01-14
CIK 1105754

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

     Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. NA

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 10, 2002, the Company there are 2,500,000 shares of common stock issued and outstanding. Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               PROFITCOM.COM, INC.
                 MARCH 31, 2002 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                     Page Number

Special Note Regarding Forward Looking Information.....................   2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements...........................................   3
Item 2. Plan of Operations.......... ..................................   4
Item 3. Quantitative and Qualitative Disclosures About Market Risk.....   5

PART II - OTHER INFORMATION

Item 1. Legal Proceedings..............................................   5
Item 2. Changes in Securities and Use of Proceeds......................   5
Item 3. Defaults Upon Senior Securities................................   5
Item 4. Submission of Matters to a Vote of Security Holders............   5
Item 5. Other Information..............................................   5
Item 6. Exhibits and Reports on Form 8-K...............................   5


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I -- FINANCIAL INFORMATION

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

     The condensed financial statements for the periods ended March 31, 2002 included herein have been prepared by PROFITCOM.COM, INC., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of operations and cash flows for the three month periods ended March 31, 2002 and 2001. The Company's results of operations during the three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal years ended December 31, 2001.

STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS............................................F-1
Balance Sheet as of March 31, 2002 and December 31, 2001. . .................F-2
Statement of Operations for the three months ended March 31, 2002 and 2001...F-3 Statement of Cash Flows for the three months ended March 31, 2002 and 2001...F-4 Statement of Stockholders' Equity for the three months ended March 31, 2002 .F-5
Notes to Consolidated Financial Statements...................................F-6

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of
  Profitcom.com, Inc. (a delopment stage company)

     I have reviewed the accompanying consolidated balance sheet of Profitcom.com, Inc. (a development stage company) as of March 31, 2002, and the related statements of operations and of cash flows for the three month periods ended March 31, 2001 and 2002. These financial statements are the responsibility of the Company's management.

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

     I previously audited in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2001 and the related statements of operations, of changes in shareholders'equity and of cash flows for the year then ended (not presented herein), and in my report dated June 25, 2002, that was prepared assuming that Profitcom.com, Inc.(a development stage company) will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since the date of inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Profitcom.com, Inc.(a development stage company) to continue as a going concern. In my opinion, the accompanying balance sheet information as of December 31, 2001, is fairly stated, in all material respects in relation to the balance sheet from which it has been derived.




Thomas Monahan Certified Public Accountant
Paterson, New Jersey
June 25, 2002

                              PROFITCOM.COM, INC.
                       (A development stage company)
                                  BALANCE SHEET



                                                       December 31,   March 31,
                                                          2001         2002
                                                                     Unaudited
                                                     -----------    ----------

ASSETS

Current assets

 Cash                                                  $     425      $ 31,219
                                                          ------        ------
 Total current assets                                        425        31,319


    Total                                             $      425      $ 31,319
                                                          ======       =======



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accrued liabilities                                   $     500      $  500
                                                      ---------        ----
Total current liabilities                             $     500         500



STOCKHOLDERS' EQUITY

 Preferred stock, $.001 par value;
  5,000,000 shares authorized;
  -0- shares issued and outstanding

 Common stock, $.001 par value; 50,000,000
 shares authorized; As of December 31,
 2001 and March 31, 2002 there were
 2,500,000 and 2,500,000
 shares issued and outstanding respectively           $   2,500     $ 2,500

 Additional paid-in capital                              22,500      22,500
 Common stock subscribed                                             30,905

 Deficit accumulated during the
 development stage                                      (25,075)   ( 25,086)
                                                      ---------     -------
    Total stockholders equity                         $     (75)    $30,819
                                                      ---------     -------
    TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                           $     425    $ 31,319
                                                      =========      ======


                       See notes to financial statements.

                               PROFITCOM.COM, INC.
                          (A development stage company)
                             STATEMENT OF OPERATIONS

                                                          For the      For the       For the period
                                                        three months  three months   from inception
                                                            ended       ended        March 22, 2000
                                                          March 31,     March 31,      to March 31,
                                                            2002        2001              2002
                                                          Unaudited    Unaudited        Unaudited
                                                          -----------   -----------   ---------------

Income                                                        $-0-       $  -0-          $   -0-

Costs of goods sold                                            -0-          -0-              -0-
                                                            -------      ---------         ------


Operations:

General and administrative                                    2,517            11          25,086

Amortization                                                   -0-            -0-            -0-
                                                             ------         -------          ------

Total costs                                                   2,517             11          25,086



Net profit (loss)                                          $( 2,517)       $(   11)       $(25,086)
                                                            =======         =======         =======


PER SHARE AMOUNTS:

Net loss per share -
   basic and diluted                                         $(0.00)        $(0.00)
                                                             ======          ======

Weighted-average number of
shares outstanding -
   basic and diluted                                       2,500,000      2,511,111
                                                           =========      ==========


                     See notes to financial statements.



                               PROFITCOM.COM, INC.
                          (A development stage company)
                             STATEMENT OF CASH FLOWS


                                                           For the      For the      For the period
                                                         three months three months   from inception
                                                            ended       ended         March 22, 2000
                                                          March 31,     March 31,      to March 31,
                                                            2002         2001              2002
                                                           Unaudited    Unaudited        Unaudited
                                                          -----------   -----------   ---------------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                  $ ( 2,517)     $  (    11)   $  (25,086)
 Item not affecting cash
  flow from operations:
   Amortization                                                                               -0-

   Accrued expenses                                                                            500
                                                           ---------         -------        -------
    NET CASH USED IN OPERATING
       ACTIVITIES                                            ( 2,517)        (    11)     ( 24,586)

CASH USED IN INVESTING ACTIVITIES                              -0-              -0-           -0-

CASH FLOWS FROM FINANCING ACTIVITY:
 Sales of common stock                                                        30,905        55,905
                                                                              ------          -------
TOTAL CASH FLOWS FROM
  FINANCING ACTIVITIES                                                        30,905        55,905

Increase (decrease) in cash                                  (2,517)          30,895         31,319
Cash balance beginning of period                              2,997              425           -0-
                                                           ---------         ------         ------
CASH, end of period                                         $   480          $31,319        $31,319

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                      $     -         $  -           $    -
Cash paid for income taxes                                  $     -         $  -           $    -

                     See notes to financial statements.

                              PROFITCOM.COM, INC.
                       (A development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                       Deficit
                                                                     accumulated
                                                         Additional   during
                Preferred  Preferred  Common   Common    paid in     development
                  stock      stock     stock    stock    capital        stage      Total
                (shares)      ($)     (shares)  ($)      ($)            ($)         ($)
------------------------------------------------------------------------------------------




Sale of 2,500,000
shares of
common stock
December 31, 2000    0     $  0        2,500,000  $ 2,500    $ 22,500                    $ 25,000

Net profit (loss)                                                             $ (22,503)  (22,503)
- ------------------------------------------------------------------------------------------------
Balance
December 31, 2000    0     $  0        2,500,000  $ 2,500    $ 22,500 $         (22,503) $  2,497

Net loss                                                                        ( 2,572)   (2,572)
--------------------------------------------------------------------------------------------------
Balance
December 31, 2001    0     $  0        2,500,000  $ 2,500    $ 22,500           (25,075)      (75)

Unaudited

Common stock
Subscribed                                                             30,905              30,905

Net loss                                                                        (     11)  (   11)
---------------------------------------------------------------------------------------------------
Balances
June 30, 2001           0   $    0          2,500,000 $  2,500   $ 22,500  $30,905   $(25,037)$ $31,319



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

     In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2002, the results of its operations and cash flows for the three months ended March 31, 2001 and 2002.

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

 NOTE 2 - LOSS PER SHARE

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the three months ending March 31, 2002, there were no dilutive securities outstanding.

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

     As of March 31, 2002, the Company has sold an aggregate of 618,100 units for an aggregate consideration of $30,905.

     The Company has reserved an aggregate of 1,854,300 shares of common stock pending the exercise of these warrants.

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




/s/Dejan Mirkovic
--------------------------                      Dated: January 10, 2003
Dejan Mirkovic
President, Director

/s/Mark Greenberg
--------------------------                      Dated: January 10, 2003
Mark Greenberg
Secretary, Director